Form 10-K
period 2012-12-31
LEHMAN ABS CORP BCKD TR CRTS FRD MOT CO DB BCK SE 2001-36
filed 2013-04-01
CIK 1267750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Item 4.    Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On November 19, 2012, the New York Stock Exchange (“NYSE”) filed a Form 25 with the SEC to remove the entire class of the stated securities from listing and registration on the NYSE at the opening of business on November 30, 2012, pursuant to the provisions of Rule 12d2-2(a). The entire class of this security was called for redemption, maturity or retirement on October 10, 2012; appropriate notice thereof was given, funds sufficient for the payment of all such securities were deposited with an agency authorized to make such payment; and such funds were made available to security holders on October 10, 2012. As a result of the above indicated conditions, this security was suspended from trading on October 11, 2012.

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

Not Applicable

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.    Principal Accountant Fees and Services.

Not Applicable

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.	Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2012 through and including December 31, 2012 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
Corporate Backed Trust Certificates, Ford Motor Co.	05/15/2012	05/29/2012
Debenture-Backed Series 2001-36 Trust	10/10/2012	10/17/2012

2.	None.

3.	Exhibits:

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

Lehman ABS Corporation, as Depositor for the Trust (the “Registrant”)

Dated: April 1, 2013	By:	/s/ William J. Fox
	Name:	William J. Fox
	Title:	Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(31.1)	Certification by Executive Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2